Form 10-K/A
period 2020-12-31
ION Acquisition Corp 1 Ltd.
filed 2021-04-29
CIK 1821018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

89 Medinat Hayehudim Street
Herzliya 4676672, Israel
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +972 (9) 970-3620

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

The registrant was not a public company at August 12, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, and therefore it cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates at such date. The registrant’s units began trading on The New York Stock Exchange on October 2, 2020 and the registrant’s Class A ordinary shares began separate trading on The New York Stock Exchange on October 27, 2020. The aggregate market value of the registrant’s Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, at December 31, 2020, computed by reference to the closing price for the Class A ordinary shares on such date, as reported on the New York Stock Exchange, was $304,548,750.

As of March 17, 2021, the Registrant had 25,875,000 of its Class A ordinary shares, $0.0001 par value per share, and 6,468,750 of its Class B ordinary shares, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

ION Acquisition Corp 1 Ltd. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to amend and restate certain items in its Annual Report on Form 10-K as of December 31, 2020 and for the period from August 6, 2020 (inception) through December 31, 2020, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 22, 2021 (the “Original 10-K”).

Background of Restatement

On April 12, 2021, the Staff of the Securities and Exchange Commission (“SEC”) released the Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Statement”). The SEC Staff Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those issued by the Company at the time of its initial public offering in October 2020.

In connection with the Company’s Initial Public Offering (“IPO”) on October 6, 2020, the Company issued to investors 25,875,000 units, consisting of one share of Class A ordinary share and one-fifth of one redeemable warrant (“Public Warrant”). Simultaneously with the closing of the IPO, the Company’s Initial Shareholders purchased an aggregate of 7,175,000 private placement warrants (“Private Placement Warrants”). Each whole Public Warrant and Private Placement Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share, subject to adjustment. Both the Public Warrants and Private Placement Warrants (together the “Warrants”) were classified as equity in the Company’s previously issued audited balance sheet as of December 31, 2020.

In light of the Statement and guidance in Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, in particular as applicable to certain provisions in the Warrants related to tender or exchange offer provisions as well as  provisions that provided for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant, the Company evaluated the terms of the Warrant Agreement entered into in connection with the Company’s IPO and concluded that the Company’s Warrants include provisions that, based on ASC 815-40, preclude the Warrants from being classified as components of equity. The Warrants are not eligible for an exception from derivative accounting, and therefore should be classified as a liability measured at fair value, with changes in fair value reported each period in earnings.

The Company’s management and the audit committee of the Company’s Board of Directors concluded that it is appropriate to restate all of the Company’s previously issued audited financial statements to reflect these Warrants as a liability, with subsequent changes in their fair value recorded as income or expense in the statements of operations for all periods since issuance.

Effects of Restatement

As a result of the factors described above, the Company has included in this Amendment: (i) certain restated items on the previously issued balance sheet dated as of October 6, 2020, the date that the IPO closed, that were previously reported on a Current Report on Form 8-K filed with the SEC on October 13, 2021 (the “IPO Closing 8-K”), and (ii) restated financial statements as of December 31, 2020 and for the period from August 6, 2020 through December 31, 2020 that were previously reported on the Original 10-K, to restate the following non-cash items:

●	understatement of liabilities and overstatement of Class A ordinary shares subject to possible redemption by approximately $32.5 million and $52.5 million as of October 6, 2020 and December 31, 2020, respectively;

●	understatement of additional paid-in capital and accumulated deficit by approximately $20.2 million as of December 31, 2020;

●	understatement of net loss by approximately $20.2 million for the period from August 6, 2020 through December 31, 2020; and

●	understatement of basic and diluted net loss per share, non-redeemable ordinary shares of $2.39 for the period from August 6, 2020 through December 31, 2020.

The restatement of the financial statements had no impact on the Company’s liquidity or cash position.

See Note 2 to the Notes to Financial Statements included in Part II, Item 8 of this Amendment for additional information on the restatement and the related financial statement effects.

Internal Control Considerations

In connection therewith, the Company’s management identified a material weakness in its internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected and corrected on a timely basis. For a discussion of management’s consideration of the material weakness identified, see Item 9A. Controls and Procedures included in this Amendment.

Items Amended

The following items are amended in this Amendment: (i) Part I, Item 1A. Risk Factors; (ii) Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; (iii) Part II, Item 8. Financial Statements and Supplementary Data; (iv) Part II, Item 9A. Controls and Procedures; and (v) Part IV, Item 15. Exhibits, Financial Statement Schedules. Additionally, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including with this Amendment currently dated certifications from our principal executive officer and principal financial officer. These certifications are filed or furnished, as applicable, as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except as described above, this Amendment does not amend, update or change any other disclosures in the Original 10-K. In addition, the information contained in this Amendment does not reflect events occurring after the filing of the Original 10-K and does not modify or update the disclosures therein, except as specifically identified above. Among other things, forward-looking statements made in the Original 10-K have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original 10-K, other than the restatement, and such forward-looking statements should be read in conjunction with our filings with the SEC, including those subsequent to the filing of the Original 10-K.

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

After the payment of underwriting discounts and commissions (excluding the deferred portion of $5,750,000 in underwriting discounts and commissions, which amount will be payable upon consummation of our initial business combination if consummated) and approximately $1,000,000 in expenses relating to the Public Offering, approximately $1,000,000 of the net proceeds of the Public Offering and Private Placement was not deposited into the Trust Account and was retained by us for working capital purposes. The net proceeds deposited into the Trust Account remain on deposit in the Trust Account earning interest. As of December 31, 2020, there was approximately $258,784,822 in investments and cash held in the Trust Account and approximately $1,000,000 of cash held outside the Trust Account available for working capital purposes.

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

ITEM 1A. RISK FACTORS.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K, the prospectus associated with the Public Offering and the Registration Statement, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. For risk factors related to the Business Combination, see the definitive proxy statement/prospectus filed by the Company on February 18, 2021.

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

Our initial shareholders owned 20% of our issued and outstanding ordinary shares immediately following the completion of the Public Offering. Our initial shareholders and management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provides that, if we seek shareholder approval of an initial business combination, such initial business combination will be approved if we receive an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company, including the Founder Shares. As a result, in addition to our initial shareholders’ Founder Shares, we would need 10,350,001, or 40.0%, of the 25,875,000 public shares sold in the Public Offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted). Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our initial shareholders and management team to vote in favor of our initial business combination will increase the likelihood that we will receive an ordinary resolution, being the requisite shareholder approval for such initial business combination.

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

In addition, countries or supranational organizations in our target markets may develop and implement legislation that makes it more difficult or impossible for entities outside such countries or target markets to acquire or otherwise invest in companies or businesses deemed essential or otherwise vital. The extent to which the COVID-19 pandemic impacts our search for and ability to consummate a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the COVID-19 pandemic and the actions to contain it or treat its impact. If the disruptions posed by COVID-19 pandemic continue for an extended period of time and result in protectionist sentiments and legislation in our target markets, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected. In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing, which may be impacted by the COVID-19 pandemic. The requirement that we complete our initial business combination within 24 months after the Public Offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

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

The requirement that we complete our initial business combination within 24 months after the closing of the Public Offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 24 months from the closing of Public Offering. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within 24 months after the closing of the Public Offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

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

Our placing of funds in the Trust Account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the Company under the circumstances. Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, our independent registered public accounting firm, and the underwriters of the Public Offering will not execute agreements with us waiving such claims to the monies held in the Trust Account.

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

Our letter agreement with our sponsor, ION Co-Investment, officers and directors contain provisions relating to transfer restrictions of our founder shares and private placement warrants, indemnification of the trust account, waiver of redemption rights and participation in liquidating distributions from the trust account. The letter agreement may be amended without shareholder approval (although releasing the parties from the restriction not to transfer the founder shares for 185 days following the date of the Public Offering requires the prior written consent of the underwriters). While we do not expect our board to approve any amendment to the letter agreement prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to the letter agreement. Any such amendments to the letter agreement would not require approval from our shareholders and may have an adverse effect on the value of an investment in our securities.

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

The net proceeds from the Public Offering and the Private Placement generated $258,750,000, which was placed in the trust account, and we may receive an additional $50,000,000 from the sale of the forward purchase shares, that we may use to complete our initial business combination (after taking into account the fee payable to the underwriters pursuant to that certain Business Combination Marketing Agreement, entered into prior to the closing of the Public Offering, or up to $9,056,250 as the over-allotment option was exercised in full).

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

General Risk Factors

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our 5,175,000 public warrants and 7,175,000 private placement warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our balance sheet as of December 31, 2020 contained elsewhere in this Annual Report are derivative liabilities related to our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2020. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following this issuance of the SEC Statement, on April 12, 2021, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restate our previously issued audited financial statements as of and for the period ended December 31, 2020 (the “Restatement”). See “—Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” As part of such process, we identified a material weakness in our internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Following the issuance of the SEC Statement, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that it was appropriate to restate our previously issued audited financial statements as of December 31, 2020 and for the period from August 6, 2020 (inception) through December 31, 2020. See “—Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” As part of the Restatement, we identified a material weakness in our internal controls over financial reporting.

As a result of such material weakness, the Restatement, the change in accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the Restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

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

Pursuant to the Merger Agreement, immediately prior to the Effective Time, each (i) Class B Ordinary Share of the Company will be automatically converted into one (1) Class A Ordinary Share of the Company in accordance with the terms of the Company’s organizational documents and, after giving effect to such automatic conversion, at the Effective Time and as a result of the Business Combination, each issued and outstanding Class A Ordinary Share will no longer be outstanding and will automatically be converted into the right of the holder thereof to receive one Taboola Ordinary Share after giving effect to the Capital Restructuring and (ii) issued and outstanding ION Warrant will automatically and irrevocably be assumed by Taboola and converted into a corresponding Taboola Warrant exercisable for Taboola Ordinary Shares.

Immediately prior to the Effective Time, the Class A Ordinary Shares and the Public Warrants comprising each issued and outstanding ION Unit, consisting of one Class A Ordinary Share and one-fifth of one Public Warrant, will be automatically separated and the holder thereof will be deemed to hold one Class A Ordinary Share and one-fifth of one Public Warrant. No fractional Public Warrants will be issued in connection with such separation such that if a holder of such Public Units would be entitled to receive a fractional Public Warrant upon such separation, the number of Public Warrants to be issued to such holder upon such separation will be rounded down to the nearest whole number of Public Warrants and no cash will be paid in lieu of such fractional Public Warrants.

The Business Combination will be consummated subject to the deliverables and provisions as further described in the Merger Agreement.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through December 31, 2020 were organizational activities and those necessary to prepare for the Initial Public Offering, identifying a target for our Business Combination and activities in connection with the proposed acquisition of Taboola. We do not expect to generate any operating revenues until after the consummation of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our warrant liabilities at each reporting period.

For the period from August 6, 2020 (inception) through December 31, 2020, we had a net loss of $20,943,194, which consists of changes in fair value of warrant liabilities of $20,054,190, issuance costs of $177,233 and operating and formation costs of $756,593 offset by interest income on marketable securities held in the Trust Account of $42,308 and an unrealized gain on marketable securities held in the Trust Account of $2,514.

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

For the period from August 6, 2020 (inception) through December 31, 2020, net cash used in operating activities was $407,760.

As of December 31, 2020, we had cash and marketable securities held in the Trust Account of $258,794,822. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding Business Combination Marketing Agreement fee, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

Warrants liability

We evaluated the Public Warrants and Private Placement Warrants (collectively, “Warrants”) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers as well as  provisions that provided for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant, precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815 and are not eligible for an exception from derivative accounting, the Warrants are recorded as derivative liabilities on the Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Statement of Operations in the period of change.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting”. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K had not yet been identified. Due solely to the events that led to our restatement of our financial statements, management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with the Public Offering, as described in Note 2 to the Notes to Consolidated Financial Statements entitled “Restatement of Previously Issued Financial Statements.”

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

Lior Shemesh serves as a member of the board of directors. Mr. Shemesh has served as Chief Financial Officer at Wix since March 2013. Since July 2012, Mr. Shemesh has served as a member of the board of directors, compensation committee and financial statements committee, as well as chairman of the audit committee of Aspen Group Ltd., a real estate company traded on the Tel-Aviv Stock Exchange. From December 2010 to January 2013, he served as Chief Financial Officer at Alvarion Ltd., a provider of optimized wireless broadband solutions. From October 2008 to December 2010 he served as Alvarion’s Vice President of Finance. From May 2003 to October 2008, Mr. Shemesh served as Vice President of Finance at Veraz Networks Inc., a provider of softswitch, media gateway and digital compression solutions. Prior to this, Mr. Shemesh served as Controller, and later as Associate Vice President of Finance of the Broadband division, for ECI Telecom Ltd., a network infrastructure provider. Mr. Shemesh holds a B.A. in Accounting and Economics and an MBA from Bar-Ilan University in Israel.

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

The following table is based on 32,343,750 ordinary shares outstanding as of March 9, 2021, of which 25,875,000 were Class A ordinary shares and 6,468,750 were Class B ordinary shares. Unless otherwise indicated, it is believed that all persons named in the table below have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned		Percentage of Outstanding Ordinary Shares
ION Holdings 1, LP(2)	5,783,147	(3)	17.88%
Jonathan Kolber	—		—
Gilad Shany	—		—
Avrom Gilbert	—		—
Anthony Reich	—		—
Gabriel Seligsohn	25,000	(3)	*
Rinat Gazit	25,000	(3)	*
Lior Shemesh	25,000	(3)	*

*	Less than one percent

(1)	Unless otherwise noted, the business address of each of our shareholders listed is 89 Medinat Hayehudim Street, Herzliya 4676672, Israel.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Founder Shares

In August 2020, the Sponsor paid $25,000, or approximately $0.004 per share, to cover certain of our offering costs relating to the Public Offering in exchange for 5,750,000 Founder Shares. Our Sponsor purchased 5,200,875 of the founder shares and ION Co-Investment purchased 549,125 of the founder shares. In September 2020, our sponsor transferred 25,000 founder shares to each of Mr. Seligsohn, Ms. Gazit and Mr. Shemesh at their original purchase price. In addition, in September 2020, ION Co-Investment transferred 7,163 founder shares to our sponsor at their original purchase price. In October 2020, we effected a share capitalization of 718,750 shares and, as a result, there are 6,468,750 founder shares issued and outstanding.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of fees paid or to be paid to Kost Forer Gabbay & Kasierer a member of Ernst & Young Global, or EY, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by EY in connection with regulatory filings. The aggregate fees billed by EY for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the period from August 6, 2020 (inception) through December 31, 2020 totaled $145,000. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay EY for consultations concerning financial accounting and reporting standards for the period from August 6, 2020 (inception) through December 31, 2020.

Tax Fees. We did not pay EY for tax planning and tax advice for the period from August 6, 2020 (inception) through December 31, 2020.

All Other Fees. We did not pay EY for other services for the period from August 6, 2020 (inception) through December 31, 2020.

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

ION ACQUISITION CORP 1 LTD.

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

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the 2020 financial statements have been restated to correct a misstatement.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KOST FORER GABBAY & KASIERER

A member of Ernst & Young Global

We have served as the Company’s auditor since 2020

Tel-Aviv, Israel

March 22, 2021 except for the effects of the restatement discussed in Note 2 as to which the date is April 29, 2021

ION ACQUISITION CORP 1 LTD.

BALANCE SHEET

DECEMBER 31, 2020

As Restated

ASSETS
Current assets
Cash	$1,076,872
Prepaid expenses	310,698
Total Current Assets	1,387,570

Cash and marketable securities held in Trust Account	258,794,822
Total Assets	$260,182,392

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$654,531
Accrued offering costs	96,596
Warrants liability	52,506,049
Total Liabilities	53,257,176

Commitments

Class A ordinary shares subject to possible redemption, 20,189,024, shares at redemption value	201,925,208

Shareholders’ Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 5,685,976 shares issued and outstanding (excluding 20,189,024 shares subject to possible redemption)	569
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,468,750 shares issued and outstanding	647
Additional paid-in capital	25,941,986
Accumulated deficit	(20,943,194)
Total Shareholders’ Equity	5,000,008
Total Liabilities and Shareholders’ Equity	$260,182,392

The accompanying notes are an integral part of the financial statements.

ION ACQUISITION CORP 1 LTD.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM AUGUST 6, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

As Restated
Operating costs	$756,593
Loss from operations	(756,593)

Other income (loss), net:
Interest income on marketable securities held in Trust Account	42,308
Unrealized gain on marketable securities held in Trust Account	2,514
Underwriting discounts and transactions costs attributed to warrant liability	(177,233)
Change in fair value of the warrants liability	(20,054,190)
Other loss, net	(20,186,601)

Net loss	$(20,943,194)

Weighted average shares outstanding, basic and diluted (1)	8,358,653

Basic and diluted net loss per non redeemable ordinary share (2)	$(2.51)

(1)	Excludes an aggregate of up to 20,189,024 shares subject to possible redemption at December 31, 2020.

(2)	Net loss per ordinary share - basic and diluted excludes income attributable to ordinary shares subject to possible redemption of $ 34,836 for the period from August 6, 2020 (inception) through December 31, 2020 (see Note 2).

The accompanying notes are an integral part of the financial statements.

ION ACQUISITION CORP 1 LTD.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM AUGUST 6, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

As Restated

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – August 6, 2020 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Initial Shareholders	—	—	6,468,750	647	24,353	—	25,000

Issuance of 25,875,000 Class A shares, net of underwriting discounts and offering costs	25,875,000	2,587	—	—	227,842,841	—	227,845,428

Class A ordinary shares subject to possible redemption	(20,189,024)	(2,018)	—	—	(201,925,208)	—	(201,927,226)

Net loss	—	—	—	—	—	(20,943,194)	(20,943,194)

Balance – December 31, 2020 (As Restated)	5,685,976	$569	6,468,750	$647	$25,941,986	$(20,943,194)	$5,000,008

The accompanying notes are an integral part of the financial statements.

ION ACQUISITION CORP 1 LTD.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM AUGUST 6, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

As restated
Cash Flows from Operating Activities:
Net loss	$(20,943,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of formation costs through issuance of Class B ordinary shares	5,000
Underwriting discounts and transactions costs attributed to warrant liability	177,233
Interest earned on marketable securities held in Trust Account	(42,308)
Unrealized gain on marketable securities held in Trust Account	(2,514)
Changes in operating assets and liabilities:
Prepaid expenses	(310,698)
Accrued expenses	654,531
Change in fair value of warrants	20,054,190
Net cash used in operating activities	(407,760)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(258,750,000)
Net cash used in investing activities	(258,750,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	253,575,000
Proceeds from sale of Private Placement Warrants	7,175,000
Advances from related party	325,000
Repayment of advances from related party	(325,000)
Repayment of promissory note – related party	(92,468)
Payment of offering costs	(422,900)
Net cash provided by financing activities	260,234,632

Net Change in Cash	1,076,872
Cash – Beginning	—
Cash – Ending	$1,076,872

Non-Cash Investing and Financing Activities:
Offering costs paid by Initial Shareholders in exchange for the issuance of Class B ordinary shares	$20,000
Offering costs included in accrued offering costs	$96,596
Offering costs paid through promissory note - related party	$92,468

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

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from August 6, 2020 (inception) through December 31, 2020 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, identifying a target company for a Business Combination, activities in connection with the proposed acquisition of Taboola.com Ltd., a company organized under the laws of the State of Israel (“Taboola”) (see Note 11). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and recognizes changes in the fair value of warrants liability as other income (expense).

The registration statement for the Company’s Initial Public Offering was declared effective on October 1, 2020. On October 6, 2020 the Company consummated the Initial Public Offering of 25,875,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares” and one-fifth of one redeemable warrant included in the Units sold, the “Public Warrant”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,375,000 Units, at $10.00 per Unit, generating gross proceeds of $258,750,000 which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 7,175,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to ION Holdings 1, LP (the “Sponsor”) and ION Co-Investment (an affiliate of the underwriters) (collectively, the “Initial Shareholders”), generating gross proceeds of $7,175,000, which is described in Note 5.

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

The Company will provide the holders of the public shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their public shares upon the completion of the Business Combination, either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination (initially $10.00 per Public Share), including any interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to certain limitations as described in the prospectus. The per-share amount to be distributed to the Public Shareholders who properly redeem their shares will not be reduced by any deferred underwriting commissions the Company will pay to the underwriters. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 and, if the Company seeks shareholder approval, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Initial Shareholders have agreed to vote their Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On April 12, 2021, the Staff of the U.S. Securities and Exchange Commission (“SEC”) released the Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Statement”). The SEC Staff Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those issued by the Company at the time of its initial public offering in October 2020.

As described in note 1 above, in connection with the Company’s Initial Public Offering (“IPO”) on October 6, 2020, the Company issued to investors 25,875,000 units, consisting of one share of Class A ordinary share and one-fifth of one redeemable warrant (“Public Warrant”). Simultaneously with the closing of the IPO, the Company’s Initial Shareholders purchased an aggregate of 7,175,000 private placement warrants (“Private Placement Warrants”). Each whole Public Warrant and Private Placement Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share, subject to adjustment. Both the Public Warrants and Private Placement Warrants (together the “Warrants”) were classified as equity in the Company’s previously issued audited balance sheet as of December 31, 2020 and October 6, 2020.

ION ACQUISITION CORP 1 LTD.
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

In light of the Statement and guidance in Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, in particular as applicable to certain provisions in the Warrants related to tender or exchange offer provisions as well as  provisions that provided for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant, the Company evaluated the terms of the Warrants agreement entered into in connection with the Company’s IPO and concluded that the Company’s Warrants include provisions that, based on ASC 815-40, preclude the Warrants from being classified as components of equity. The Warrants are not eligible for an exception from derivative accounting, and therefore should be classified as a liability measured at fair value, with changes in fair value reported each period in earnings.

The Company’s management and the audit committee of the Company’s Board of Directors concluded that it is appropriate to restate all of the Company’s previously issued audited financial statements to reflect these Warrants as liability, with subsequent changes in their fair value recorded as income or expense in the statements of operations for all periods since issuance.

The following tables summarize the effect of the restatement on each financial statement line item as of the dates, and for the period, indicated:

	As Previously Reported	Adjustment	As Restated
Balance Sheet as of October 6, 2020
Warrants liability	$—	$32,451,859	$32,451,859
Total liabilities	936,964	32,451,859	33,388,823
Class A ordinary shares subject to possible redemption (A)	255,138,030	(32,451,859)	222,686,171
Class A ordinary shares	36	325	361
Additional paid-in capital	$5,004,323	$(325)	$5,003,998

Balance Sheet as of December 31, 2020
Warrants liability	$—	$52,506,049	$52,506,049
Total liabilities	751,127	52,506,049	53,257,176
Class A ordinary shares subject to possible redemption (A)	254,431,257	(52,506,049)	201,925,208
Class A ordinary shares	44	525	569
Additional paid-in capital	5,711,088	20,230,898	25,941,986
Accumulated deficit	(711,771)	(20,231,423)	(20,943,194)

Statement of Operations for the Period From August 6, 2020 (Inception) through December 31, 2020
Change in fair value of warrant liabilities	$—	$(20,054,190)	$(20,054,190)
Underwriting discounts and transactions costs attributed to warrants liability	—	(177,233)	(177,233)
Other income (loss), net	44,822	(20,231,423)	(20,186,601)
Net loss	(711,771)	(20,231,423)	(20,943,194)
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	6,365,182	1,993,471	8,358,653
Basic and diluted net loss per share, Non-redeemable ordinary shares	$(0.12)	$(2.39)	$(2.51)

Statement of Cash Flows for the Period From August 6, 2020 (Inception) through December 31, 2020
Cash Flows from Operating Activities:
Net loss	$(711,771)	$(20,231,423)	$(20,943,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrants liability	—	20,054,190	20,054,190
Underwriting discounts and transactions costs attributed to warrants liability	-	177,233	177,233

(A)	Class A ordinary shares subject to possible redemption as Previously Reported as of October 6, 2020 and December 31, 2020 were 25,513,803 and 25,438,719, respectively that are Adjusted by (3,245,185) and (5,249,695), respectively and are As Restated at 22,268,618 and 20,189,024, respectively.

The restatement affects certain notes to the financial statements, and conforming changes have been made to Notes 1, 2, 3, 8, 9, 10 and 11.

ION ACQUISITION CORP 1 LTD.
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (As Restated)

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

ION ACQUISITION CORP 1 LTD.
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Marketable Securities Held in Trust Account

At December 31, 2020, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

Warrants liability

The Company evaluated the Public Warrants and Private Placement Warrants (collectively, “Warrants”, which are discussed in Note 9, and Note 10) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers, as well as provisions that provided for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant, preclude the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815 and are not eligible for an exception from derivative accounting, the Warrants are recorded as derivative liabilities on the Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Statement of Operations in the period of change.

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

Allocation of Proceeds and Issuance costs

Upon the IPO, the Company issued Class A Ordinary shares and Warrants (Public Warrants and Private placement Warrants). Freestanding instrument issued in a basket transaction should be initially measured at fair value if it is required to be subsequently measured at fair value pursuant to US GAAP, with the residual proceeds from the transaction allocated to any remaining instruments based on their relative fair values. The Company first allocated the proceeds to the Warrants based on their initial fair value measurement of $32,451,859 and then allocated the remaining proceeds to Class A Ordinary shares. Issuance costs including underwriting discounts and offering costs in the total amount of $5,806,964 were attributed both to the issuance of Class A shares and Warrants in the amount of $5,629,731 and $177,233, respectively. Issuance costs attributed to the Warrants were expensed to the statement of operations. A portion of the 25,875,000 Class A Ordinary shares are presented within temporary equity, as certain shares are subject to redemption upon the occurrence of events not solely within the Company’s control.

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

Reconciliation of Net Loss Per Ordinary Share

The Company’s net loss is adjusted for the portion of income that is attributable to ordinary shares subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

For the Period from August 6, 2020 (Inception) Through December 31,
2020

Net loss	$(20,943,194)
Less: Income attributable to ordinary shares subject to possible redemption	(34,836)

Adjusted net loss	$(20,978,030)

Weighted average non redeemable ordinary shares outstanding, basic and diluted	8,358,653

Basic and diluted net loss per ordinary share	$(2.51)

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

ION ACQUISITION CORP 1 LTD.
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Fair Value of Financial Instruments

The Company follows the guidance in ASC Topic 820, “Fair Value Measurement”, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.

See Note 10 for additional information on assets and liabilities measured at fair value.

The fair value of the Company’s assets and liabilities, other than the warrants liability described above, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximate the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature. As of December 31, 2020, the Company reported Warrants issued at the consummation of its IPO as financial instruments recorded as liabilities at their respective fair values.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

NOTE 4. INITIAL PUBLIC OFFERING

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

NOTE 5. PRIVATE PLACEMENT

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

NOTE 6. RELATED PARTY TRANSACTIONS

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

NOTE 7. COMMITMENTS

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

NOTE 8. SHAREHOLDERS’ EQUITY (As Restated)

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2020, there were 5,685,976 Class A ordinary shares issued and outstanding, excluding 20,189,024 Class A ordinary shares subject to possible redemption.

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

NOTE 9. WARRANTS (As Restated)

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

NOTE 10. FAIR VALUE MEASUREMENTS (As Restated)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020
Assets:
Marketable securities held in Trust Account (1)(2)	1	$258,794,029
Liabilities:
Private Placement Warrants(1)	3	$33,864,037
Public Warrants(1)	1	18,642,012

(1)	Measured at fair value on a recurring basis.

(2)	The fair value of the marketable securities held in the Trust Account approximates the carrying amount primarily due to their short-term nature.

Warrants

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrants liability on the Balance Sheet. The warrants liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrants liability in the Statement of Operations.

Initial Measurement

The Company established the initial fair value for the Warrants as of October 6, 2020, the date of the Company’s Initial Public Offering, using a Monte Carlo simulation model for the Public Warrants and a Black-Scholes simulation model for the Private Placement Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A ordinary shares and one-fifth of one Public Warrant) and (ii) the sale of Private Placement Warrants first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A ordinary shares. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

The key inputs into the Monte Carlo simulation model for the Public Warrants were as follows at initial measurement:

Input	October 6, 2020 (Initial Measurement)
Risk-free interest rate	0.40%
Expected term (years)	5.73
Expected volatility	22.9%
Exercise price	$11.50
Fair value of Units	$10.00

ION ACQUISITION CORP 1 LTD.
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The key inputs into the Black-Scholes model for the Private Placement Warrants were as follows at initial measurement:

Input	October 6, 2020 (Initial Measurement)	December 31, 2020
Risk-free interest rate	0.32%-0.40%	0.34%-0.43%
Expected term (years)	5-5.73	4.75-5.50
Expected volatility	41.8%-44.6%	41.5%-44.3%
Exercise price	$11.50	$11.50
Fair value of Units	$10.00
Fair value of Class A ordinary share		$11.77

The Company’s use of a Monte Carlo simulation and Black-Scholes model required the use of subjective assumptions:

●	The risk-free interest rate assumption was interpolated based on constant maturity U.S. Treasury rates over a term commensurate with the expected term of the warrants.

●	The expected term was determined based on the expected date of the initial Business Combination, as the Warrants expire on the date that is 5 years from the completion of the initial Business Combination and for certain Private Warrants 5 years from the date of the initial public offering effective date.

●	The expected volatility assumption was based on the implied volatility from a set of comparable publicly-traded warrants as determined based on size and proximity.

●	The fair value of the Units, which each consist of one Class A ordinary share and one-fifth of one Public Warrant, represents the price paid in the Initial Public Offering. The fair value of a Class A ordinary share represents the closing price on the measurement date as observed from the ticker IACA.

Subsequent Measurement

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of December 31, 2020 is classified as Level 1 due to the use of an observable market quote in an active market.

The following table presents the changes in the fair value of warrants liability:

	Private Placement	Public	Warrants Liability
Warrants fair value as of August 6, 2020 (day of inception)	$—	$—	$—
Initial measurement on October 6, 2020	24,554,589	7,897,270	32,451,859
Change in valuation inputs or other assumptions(1)	9,309,448	10,744,742	20,054,190
Fair value as of December 31, 2020	$33,864,037	$18,642,012	$52,506,049

(1)	Due to the use of quoted prices in an active market (Level 1) to measure the fair value of the Public Warrants, subsequent to initial measurement, the Company had transfer out of Level 3 an amount of $18,642,012 thousand as of December 31, 2020 from Level 3 to Level 1. Private placement Warrants were classified as Level 3 as of October 6, 2020 and December 31, 2020.

ION ACQUISITION CORP 1 LTD.
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 11. SUBSEQUENT EVENTS

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

Pursuant to the Merger Agreement, immediately prior to the Effective Time, each (i) Class B Ordinary Share of the Company will be automatically converted into one (1) Class A Ordinary Share of the Company in accordance with the terms of the Company’s organizational documents and, after giving effect to such automatic conversion, at the Effective Time and as a result of the Business Combination, each issued and outstanding Class A Ordinary Share will no longer be outstanding and will automatically be converted into the right of the holder thereof to receive one Taboola Ordinary Share after giving effect to the Capital Restructuring and (ii) issued and outstanding ION Warrant will automatically and irrevocably be assumed by Taboola and converted into a corresponding Taboola Warrant exercisable for Taboola Ordinary Shares.

Immediately prior to the Effective Time, the Class A Ordinary Shares and the Public Warrants comprising each issued and outstanding ION Unit, consisting of one Class A Ordinary Share and one-fifth of one Public Warrant, will be automatically separated and the holder thereof will be deemed to hold one Class A Ordinary Share and one-fifth of one Public Warrant. No fractional Public Warrants will be issued in connection with such separation such that if a holder of such Public Units would be entitled to receive a fractional Public Warrant upon such separation, the number of Public Warrants to be issued to such holder upon such separation will be rounded down to the nearest whole number of Public Warrants and no cash will be paid in lieu of such fractional Public Warrants.

The Business Combination will be consummated subject to the deliverables and provisions as further described in the Merger Agreement.

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of January 25, 2021, by and among Taboola.com Ltd., Toronto Sub Ltd. and the Company (Incorporated bv reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39581), filed with the SEC on January 28, 2021).

3.1	Amended and Restated Memorandum and Articles of Association (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39581), filed with the SEC on October 6, 2020).

4.1	Specimen Unit Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-248815), filed with the SEC on September 15, 2020).

4.2	Specimen Ordinary Share Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-248815), filed with the SEC on September 15, 2020).

4.3	Specimen Warrant Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-248815), filed with the SEC on September 15, 2020).

4.4	Warrant Agreement between ION Acquisition Corp 1 Ltd. and Continental Stock Transfer & Trust Company, dated as of October 1, 2020 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-39581), filed with the SEC on October 6, 2020).

4.5	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, As Amended, filed herewith.

10.1	Letter Agreement among ION Acquisition Corp 1 Ltd., ION Holdings 1, LP, ION Co-Investment LLC and each of the officers and directors of the Company, dated as of October 1, 2020 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39581), filed with the SEC on October 6, 2020).

10.2	Investment Management Trust Agreement between ION Acquisition Corp 1 Ltd. and Continental Stock Transfer & Trust Company, dated as of October 1, 2020 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39581), filed with the SEC on October 6, 2020).

10.3	Registration Rights Agreement among the Company, ION Holdings 1, LP, ION Co-Investment LLC, The Phoenix Insurance Company Ltd., The Phoenix Insurance Company Ltd (Nostro) and The Phoenix Excellence Pension, Provident Fund Ltd., ION Crossover Partners LP and the other holders signatory thereto, dated as of October 1, 2020 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39581), filed with the SEC on October 6, 2020).

10.4	Private Placement Warrants Purchase Agreement between ION Acquisition Corp 1 Ltd. and ION Holdings 1, LP, dated as of October 1, 2020 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39581), filed with the SEC on October 6, 2020).

10.5	Private Placement Warrants Purchase Agreement between ION Acquisition Corp 1 Ltd. and ION Co-Investment LLC, dated as of October 1, 2020 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39581), filed with the SEC on October 6, 2020).

10.6	Administrative Services Agreement by and between ION Acquisition Corp 1 Ltd. and ION Holdings 1, LP, dated as of September 6, 2020 (Incorporated by reference to Exhibit 10.1- to the Company’s Form S-1 Registration Statement (File No. 333-248815), filed with the SEC on September 15, 2020).

Exhibit Number	Description
10.7	Form of Indemnity Agreement (Incorporated by reference to Exhibit 10.6 to the Company’s Form S-1 Registration Statement (File No. 333-248815), filed with the SEC on September 15, 2020).

10.8	Promissory Note, dated as of August 12, 2020 by ION Acquisition Corp 1 Ltd. in favor of ION Holdings 1, LP, in the amount of $300,000 (Incorporated by reference to Exhibit 10.7 to the Company’s Form S-1 Registration Statement (File No. 333-248815), filed with the SEC on September 15, 2020).

10.9	Securities Subscription Agreement by and among ION Acquisition Corp 1 Ltd. and ION Holdings 1, LP, dated August 12, 2020 (Incorporated by reference to Exhibit 10.8 to the Company’s Form S-1 Registration Statement (File No. 333-248815), filed with the SEC on September 15, 2020).

10.10	Securities Subscription Agreement by and among ION Acquisition Corp 1 Ltd. and ION Co-Investment LLC, dated August 12, 2020 (Incorporated by reference to Exhibit 10.8 to the Company’s Form S-1 Registration Statement (File No. 333-248815), filed with the SEC on September 15, 2020).

10.11	Forward Purchase Agreement, dated as of September 15, 2020, by and between the Registrant and The Phoenix Insurance Company Ltd., The Phoenix Insurance Company Ltd. (Nostro) and The Phoenix Excellence Pension and Provident Fund Ltd. (Incorporated by reference to Exhibit 10.11 to the Company’s Form S-1 Registration Statement (File No. 333-248815), filed with the SEC on September 15, 2020).

10.12	Forward Purchase Agreement, dated as of September 15, 2020, by and between the Registrant and ION Crossover Partners LP. (Incorporated by reference to Exhibit 10.12 to the Company’s Form S-1 Registration Statement (File No. 333-248815), filed with the SEC on September 15, 2020).

24.1	Power of Attorney (included on signature page to the Form 10-K filed on March 22, 2021).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document

101.LAB XBRL	Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ION ACQUISITION CORP 1 LTD.

By:	/s/ Gilad Shany
	Name:	Gilad Shany
	Title:	Chief Executive Officer and Director

April 29, 2021

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated below.

Name	Title	Date

*	Chairman of the Board of Directors	April 29, 2021
Jonathan Kolber

/s/ Gilad Shany	Chief Executive Officer and Director	April 29, 2021
Gilad Shany

*	(Principal Executive Officer)	April 29, 2021
Anthony Reich	Chief Financial Officer

*	(Principal Financial and Accounting Officer)	April 29, 2021
Avrom Gilbert	President and Chief Operating Officer

*	Director	April 29, 2021
Gabriel Seligsohn

*	Director	April 29, 2021
Rinat Gazit

*	Director	April 29, 2021
Lior Shemesh

By:	/s/ Gilad Shany
Name:	Gilad Shany
Title:	Attorney-in-Fact