Form 10-Q
period 2021-03-31
ION Acquisition Corp 1 Ltd.
filed 2021-05-20
CIK 1821018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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
(Address of Principal Executive Offices, including zip code)

+972 (9) 970-3620
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

Yes ☒   No ☐

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

Yes ☒   No ☐

As of May 20, 2021, there were 25,875,000 Class A ordinary shares, $0.0001 par value per share, and 6,468,750 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

ION ACQUISITION CORP 1 LTD.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

i

ION ACQUISITION CORP 1 LTD.
CONDENSED BALANCE SHEET
(Unaudited)

	MARCH 31, 2021	DECEMBER 31, 2020
ASSETS
Current assets
Cash	$787,240	$1,076,872
Prepaid expenses	265,550	310,698
Total Current Assets	1,052,790	1,387,570

Cash and marketable securities held in Trust Account	258,817,072	258,794,822
Total Assets	$259,869,862	$260,182,392

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$2,967,450	$654,531
Accrued offering costs	96,596	96,596
Warrant Liabilities	38,088,578	52,506,049
Total Liabilities	41,152,624	53,257,176

Commitments

Class A ordinary shares subject to possible redemption, 21,366,185 and 20,189,024, shares at redemption value at March 31, 2021 and December 31, 2020, respectively	213,717,230	201,925,208

Shareholders’ Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 4,508,815 and 5,685,976 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively (excluding 21,366,185 and 20,189,024 shares subject to possible redemption at March 31, 2021 and December 31, 2020, respectively)	451	569
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,468,750 shares issued and outstanding	647	647
Additional paid-in capital	14,150,082	25,941,986
Accumulated deficit	(9,151,172)	(20,943,194)
Total Shareholders’ Equity	5,000,008	5,000,008
Total Liabilities and Shareholders’ Equity	$259,869,862	$260,182,392

The accompanying notes are an integral part of the unaudited condensed financial statements.

ION ACQUISITION CORP 1 LTD.
CONDENSED STATEMENT OF OPERATIONS
FOR THE PERIOD FROM JANUARY 1, 2021 THROUGH MARCH 31, 2021
(UNAUDITED)

Operating costs	$2,647,699
Loss from operations	(2,647,699)

Other income:
Interest income on marketable securities held in Trust Account	22,250
Change in fair value of the Warrant Liabilities	14,417,471
Other income	14,439,721

Net income	$11,792,022

Weighted average shares outstanding, basic (1)	12,154,726

Basic net income per ordinary share	$0.97

Weighted average shares outstanding, diluted (1)	12,565,672
Diluted net loss per ordinary share	$(0.21)

(1)	Excluded an aggregate of up to 21,366,185 shares subject to possible redemption at March 31, 2021.

The accompanying notes are an integral part of the unaudited condensed financial statements.

ION ACQUISITION CORP 1 LTD.
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY
FOR THE PERIOD FROM JANUARY 1, 2021 THROUGH MARCH 31, 2021
(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2021	5,685,976	$569	6,468,750	$647	$25,941,986	$(20,943,194)	$5,000,008

Class A ordinary shares subject to possible redemption	(1,177,161)	(118)	—	—	(11,791,904)	—	(11,792,022)

Net income	—	—	—	—	—	11,792,022	11,792,022

Balance – March 31, 2021	4,508,815	$451	6,468,750	$647	$14,150,082	$(9,151,172)	$5,000,008

The accompanying notes are an integral part of the unaudited condensed financial statements.

ION ACQUISITION CORP 1 LTD.
CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JANUARY 1, 2021 THROUGH MARCH 31, 2021
(Unaudited)

Cash Flows from Operating Activities:
Net profit	$11,792,022
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(22,250)
Changes in operating assets and liabilities:
Prepaid expenses	45,148
Accrued expenses	2,312,919
Change in fair value of warrants	(14,417,471)
Net cash used in operating activities	(289,632)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	-
Net cash used in investing activities	-

Cash Flows from Financing Activities:
Net cash provided by financing activities	-

Net Change in Cash	(289,632)
Cash – Beginning	1,076,872
Cash – Ending	$787,240

The accompanying notes are an integral part of the unaudited condensed financial statements.

ION ACQUISITION CORP 1 LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
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

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from August 6, 2020 (inception) through March 31, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, identifying a target company for a Business Combination, and activities in connection with the proposed acquisition of Taboola.com Ltd., a company organized under the laws of the State of Israel (“Taboola”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on October 1, 2020. On October 6, 2020 the Company consummated the Initial Public Offering of 25,875,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”) and one-fifth of one redeemable warrant included in the Units sold, the “Public Warrant”),, which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,375,000 Units, at $10.00 per Unit, generating gross proceeds of $258,750,000 which is described in Note 3.

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

ION ACQUISITION CORP 1 LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

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

ION ACQUISITION CORP 1 LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

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

In management’s opinion, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present its financial position, results of operations and cash flows. The Company’s interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the 2020 financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for its fiscal year ended December 31, 2020 filed with the SEC on April 29, 2021 (the “2020 Form 10-K/A”). There have been no changes in the significant accounting policies from those that were disclosed in the audited financial statements for the fiscal year ended December 31, 2020 included in the 2020 Form 10-K/A, unless otherwise stated.

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

Cash and Cash Equivalents

The Company considers all short-term bank deposits with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021.

Marketable Securities Held in Trust Account

At March 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

Warrants Liability

The Company evaluated the Public Warrants and Private Placement Warrants (collectively, “Warrants”, which are discussed in Note 7) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers, as well as provisions that provided for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant, preclude the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815 and are not eligible for an exception from derivative accounting, the Warrants are recorded as derivative liabilities on the Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Statement of Operations in the period of change.

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

ION ACQUISITION CORP 1 LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) attributable to non-redeemable Ordinary shares by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to redemption. At March 31, 2021, except for the Warrants, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

Three months ended March 31, 2021
Net income (loss):
Net income	$11,792,022
Less-income attributable to shares subject to possible redemption	18,372

Net income attributable to non redeemable Ordinary shares- Basic	$11,773,650
Less - Change in fair value of the Warrant Liabilities	(14,417,471)
Net loss attributable to non redeemable Ordinary shares- Diluted	$(2,643,821)
Shares:
Basic weighted-average number of non redeemable Ordinary shares outstanding	12,154,726
Incremental shares from assumed exercise of Warrants	410,946
Diluted weighted-average number of non redeemable Ordinary shares outstanding	12,565,672

Net income per Ordinary share, basic	$0.97
Net loss per Ordinary share, diluted	$(0.21)

Fair Value of Financial Instruments

The Company follows the guidance in ASC Topic 820, “Fair Value Measurement”, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

ION ACQUISITION CORP 1 LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

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

See Note 7 for additional information on assets and liabilities measured at fair value.

The fair value of the Company’s assets and liabilities, other than the warrants liability described above, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximate the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature. As of March 31, 2021 and December 31, 2020, the Company reported Warrants issued at the consummation of its IPO as financial instruments recorded as liabilities at their respective fair values.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 25,875,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,375,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-fifth of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 8).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Initial Shareholders purchased an aggregate of 7,175,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $7,175,000. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

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

ION ACQUISITION CORP 1 LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
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

Administrative Services Agreement

The Company entered into an agreement, commencing on October 2, 2020, to pay the Sponsor up to $10,000 per month for office space, utilities, administrative services and remote support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2021, the Company incurred and paid $30,000 in fees for these services.

Forward Purchase Agreements

The Company entered into forward purchase agreements on September 15, 2020, pursuant to which the forward purchase investors agreed to purchase an aggregate of up to 5,000,000 Class A ordinary shares, at a purchase price of $10.00 per share, or up to $50,000,000 in the aggregate, in private placements that will close substantially concurrently with the closing of a Business Combination. Any reduction in the number of forward purchase shares will be made in the Company’s sole discretion. The forward purchase shares are identical to the Public Shares, except that the holders thereof will have certain registration rights. The forward purchase agreements and the registration rights agreement also provide that the forward purchase investors are entitled to registration rights with respect to the forward purchase shares. The proceeds from the sale of the forward purchase shares may be used as part of the consideration to the sellers in a Business Combination, expenses in connection with a Business Combination or for working capital in the post-business combination company. The forward purchases are required to be made regardless of whether any Class A ordinary shares are redeemed by the Public Shareholders and are intended to provide the Company with a minimum funding level for a Business Combination. No forward purchase investor will have the ability to approve the Business Combination prior to the signing of a material definitive agreement. The forward purchase shares will be issued only in connection with the closing of a Business Combination. If the sale of the forward purchase shares fails to close, for any reason, the Company may lack sufficient funds to consummate a Business Combination.  The forward purchase shares are identical to the Class A ordinary shares sold in the Initial Public Offering, except that they will be entitled to certain registration rights.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2021, the Company did not execute any promissory notes and had no outstanding borrowings under the Working Capital Loans.

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
MARCH 31, 2021
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

NOTE 7. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account (1)(2)	1	$258,817,072	$258,794,029
Liabilities:
Private Placement Warrants(1)	3	$26,328,841	$33,864,037
Public Warrants(1)	1	$11,759,737	$18,642,012

(1)	Measured at fair value on a recurring basis.

(2)	The fair value of the marketable securities held in the Trust Account approximates the carrying amount primarily due to their short-term nature.

Warrants

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrants liability on the Balance Sheet. The warrants liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrants liability in the Statement of Operations.

ION ACQUISITION CORP 1 LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

The key inputs into the Black-Scholes model for the Private Placement Warrants were as follows:

Input	March 31, 2021	December 31, 2020
Risk-free interest rate	0.78%-0.98%	0.34%-0.43%
Expected term (years)	4.5-5.25	4.75-5.50
Expected volatility	44.5%-44.9%	41.5%-44.3%
Exercise price	$11.50	$11.50
Fair value of Class A ordinary share	$10.11	$11.77

The Company’s use of a Black-Scholes model required the use of subjective assumptions:

●	The risk-free interest rate assumption was interpolated based on constant maturity U.S. Treasury rates over a term commensurate with the expected term of the warrants.

●
The expected term was determined based on the expected date of the initial Business Combination, as the Warrants expire on the date that is 5 years from the completion of the initial Business Combination and for certain Private Warrants 5 years from the date of the initial public offering effective date.

●	The expected volatility assumption was based on the implied volatility from a set of comparable publicly-traded warrants as determined based on size and proximity.

●	The fair value of a Class A ordinary share represents the closing price on the measurement date as observed from the ticker IACA.

The Public Warrants as of March 31, 2021 and December 31, 2020 is classified as Level 1 due to the use of an observable market quote in an active market.

The following table presents the changes in the fair value of warrants liability:

	Private Placement	Public	Warrants Liability
Fair value as of December 31, 2020	$33,864,037	$18,642,012	$52,506,049
Change in valuation inputs or other assumptions	(7,535,196)	(6,882,275)	(14,417,471)
Fair value as of March 31, 2021.	$26,328,841	$11,759,737	$38,088,578

NOTE 8. SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2021, there were 4,508,815 Class A ordinary shares issued and outstanding, excluding 21,366,185 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At March 31, 2021, there were 6,468,750 Class B ordinary shares issued and outstanding.

ION ACQUISITION CORP 1 LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

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
MARCH 31, 2021
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

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based on this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to ION Acquisition Corp 1 Ltd. References to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s annual report on Form 10-K, as amended, as filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on August 6, 2020 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar Business Combination with one or more businesses. We intend to effectuate our Business Combination using cash derived from the proceeds of the Company’s initial public offering (the “Initial Public Offering”) and the sale of the Private Placement Warrants, our shares, debt or a combination of cash, shares and debt.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through March 31, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering, identifying a target for our Business Combination and activities in connection with the proposed acquisition of Taboola. We do not expect to generate any operating revenues until after the consummation of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our warrant liabilities at each reporting period.

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

For the period from January 1, 2021 through March 31, 2021, we had a net income of $11,792,022, which consists of changes in fair value of warrant liabilities of $14,417,471, and operating and formation costs of $2,647,699 offset by interest income on marketable securities held in the Trust Account of $22,250

Liquidity and Capital Resources

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

For the period from January 1, 2021 through March 31, 2021, net cash used in operating activities was $289,632.

As of March 31, 2021, we had cash and marketable securities held in the Trust Account of $258,817,072. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding Business Combination Marketing Agreement fee, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2021, we had cash of $787,240. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any offbalance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Income (Loss) Per Ordinary Share

We apply the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. Our net income (loss) is adjusted for the portion of income that is attributable to ordinary shares subject to redemption, as these shares only participate in the earnings of the Trust Account and not our income or losses.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting”. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Management’s Report on Internal Controls Over Financial Reporting

This Quarterly Report on Form 10-Q does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of our financial statements described in our amended Annual Report on Form 10-K had not yet been identified. Due solely to the events that led to our restatement of our financial statements, management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with the Public Offering, as described in Note 2 to the Notes to Consolidated Financial Statements entitled “Restatement of Previously Issued Financial Statements.”

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

There were no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the period ended December 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Use of Proceeds
On October 6, 2020, we consummated our Initial Public Offering of 25,875,000 Units, inclusive of 3,375,000 Units sold to the underwriter upon the election to fully exercise its over-allotment option, at a price of $10.00 per Unit, generating total gross proceeds of $258,750,000, and incurring offering costs of approximately $5.8 million.  In addition, pursuant to the terms of a marketing agreement, the Company will pay a marketing fee upon the consummation of a Business Combination in an amount equal to, in the aggregate, 3.5% of the gross proceeds of Initial Public Offering, or $9,056,250 (including proceeds from the full or partial exercise of the over-allotment option). No fee will be due if the Company does not complete a Business Combination.  The securities sold in the offering were registered under the Securities Act on registration statements on Form S-1 (No. 333-249246 and 333-248815). The registration statements became effective on October 1, 2020.

Upon the closing of the Initial Public Offering and the Private Placement, $258,750,000 ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”) located in the United States at JP Morgan Chase Bank, N.A. with Continental Stock Transfer & Trust Company acting as trustee, and will be invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account.

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

2.2
Amendment No. 1 to Agreement and Plan of Merger, dated as of April 27, 2021, by and among ION Acquisition Corp 1 Ltd., Taboola.com Ltd. and Toronto Sub Ltd. (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K (File No. 001-39581), filed with the SEC on May 03, 2021).

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

ION ACQUISITION CORP 1 LTD.

Date: May 20, 2021		/s/ Gilad Shany
	Name:	Gilad Shany
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 20, 2021		/s/ Anthony Reich
	Name:	Anthony Reich
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)